Form 10-K
period 2005-12-31
Hyundai Auto Receivables Trust 2005-A; HYUNDAI ABS FUNDING CORP
filed 2006-03-31
CIK 1332016, 1260125

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                                          to
Commission File Number 333-117398-02
Hyundai Auto Receivables Trust 2005-A
Hyundai ABS Funding Corporation

(Exact Name of Registrant as Specified in Charter)

Delaware	33-0978453
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

10550 Talbert Avenue, Fountain Valley, California	92708
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code	(714) 594-1579
   Securities registered pursuant to Section 12(b) of the Act:                    None
   Securities registered pursuant to Section 12(g) of the Act:                    None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes      ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

PART I
Item 1. Business
For a discussion of the business for the Hyundai Auto Receivables Trust 2005-A see the Prospectus and the Prospectus Supplement, both dated June 29, 2005.
Item 2. Properties
For a discussion of the business for the Hyundai Auto Receivables Trust 2005-A see the Prospectus and the Prospectus Supplement, both dated June 29, 2005.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9B. Other Information
None.
PART III
Item 13. Certain Relationships and Related Transactions
None.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Not applicable.
	(2)	Not applicable.
	(3)	Exhibits:

Exhibit No.	Exhibits
99.1	Annual servicer statement of compliance
99.2	Certification Pursuant to the Sarbanes-Oxley Act of 2002
99.3	Annual Independent Accountant’s Servicing Report
(b) Current Reports on Form 8-K during the year ended December 31, 2005.

Date	Items Reported
August 15, 2005	Monthly servicer’s report and exhibits
September 15, 2005	Monthly servicer’s report and exhibits
October 17, 2005	Monthly servicer’s report and exhibits
November 15, 2005	Monthly servicer’s report and exhibits
December 15, 2005	Monthly servicer’s report and exhibits
January 15, 2006	Monthly servicer’s report and exhibits

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006	HYUNDAI AUTO RECEIVABLES TRUST 2005-A,
By: Hyundai ABS Funding Corporation, as Depositor

By:	/s/ Min Sok Randy Park

Name: Min Sok Randy Park Title: Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Exhibits
99.1	Annual servicer statement of compliance
99.2	Certification Pursuant to the Sarbanes-Oxley Act of 2002
99.3	Annual Independent Accountant’s Servicing Report